Form 10-K
period 2011-12-31
PLASTRON ACQUISITION CORP IV
filed 2012-03-27
CIK 1526608

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-54465

 PLASTRON ACQUISITION CORP. IV

(Exact name of registrant as specified in its charter)

Delaware	45-2793352
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

712 Fifth Avenue, New York, NY 10019

(Address of principal executive offices)

(212) 759-2020

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Check whether the registrant is required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒  No ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of September 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $0.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of March 27, 2012 there were 5,000,000 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Plastron Acquisition Corp. IV (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Description of Business.

Plastron Acquisition Corp. IV (the "Company") was incorporated in the State of Delaware on June 22, 2011 (Inception) and maintains its principal executive office at 712 Fifth Avenue, New York, NY 10019. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on July 27, 2011, and since its effectiveness, the Company has focused its efforts to identify a possible business combination. The Company selected December 31 as its fiscal year end.

The Company is currently considered to be a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of our management. As of this date, the Company has not entered into any definitive agreement with any party regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c) Strength and diversity of management, either in place or scheduled for recruitment;

(d) Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e) The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f) The extent to which the business opportunity can be advanced; and

(g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. As of the date of the period covered by this report, we had no funds in our treasury and we anticipate that we will have limited funds available for investigation. Therefore, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In addition, we will be competing against other entities that possess greater financial, technical and managerial capabilities for identifying and completing business combinations.

In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or such other professionals. The costs associated with hiring third parties as required to complete a business combination may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company, and the size and complexity of the business of the target company.  At this time the Company has not specifically identified any third parties that it may engage, except that Broadband Capital Management LLC (“BCM”), a registered broker-dealer and FINRA member, may assist the Company with due diligence in identifying a business combination target.  Michael Rapp, our President and director, is Chairman of BCM and Philip Wagenheim, our Secretary and director, is Vice Chairman of BCM. BCM may receive compensation for any services it might provide to the Company, which if paid will be comparable to unaffiliated third party fees. Also, although we do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses, if we do, at present, we contemplate that at least one of the third parties who may introduce business combinations to us may be BCM. Through the date of the period covered by this report, BCM has advanced an aggregate of $34,971 to cover expenses incurred by the Company. Although we anticipate that BCM will continue to advance funds to cover expenses incurred by the Company, there are currently no formal agreements in place and no assurances that BCM will continue to advance any funds to cover expenses on behalf of the Company. As of this date, BCM has not had any discussion or preliminary discussion with any potential business combination candidate regarding business opportunities for the Company.

Our lack of funds and full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or others associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. The amount of time it takes to complete a business combination, the location of the target company, and the size and complexity of the business of the target company are all factors that determine the costs associated with completing a business combination transaction.  The time and costs required to complete a business combination transaction can be ascertained once a business combination target has been identified. Any costs incurred with respect to the evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Through information obtained from industry professionals including attorneys, investment bankers, and other consultants with significant experience in the reverse merger industry, and publications, such as the Reverse Merger Report, the Company is aware that there are hundreds of shell companies seeking a business combination target.  As a result, the Company’s management believes it is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

In addition, management is currently involved with two other blank check companies, Committed Capital Acquisition Corporation (“CCAC”) and Plastron Acquisition Corp. III. Conflicts in the pursuit of business combinations with such other blank check companies with which our management is affiliated with may arise. In the event of identical officers and directors between blank check companies in which our management is involved, if a decision is to be made with regards to which company will pursue a particular transaction, our management and board of directors will use their reasonable judgment to determine the company that will be entitled to proceed with the proposed transaction. At this time, the Company has not identified any specific factors or criteria that will be used to determine which entity will proceed with a proposed transaction in the event of a conflict of interest and management reserves the right to use any such criteria as it determines to be relevant at the time a proposed transaction is presented. However, in the event a conflict of interest arises in connection with the identification of a proposed business transaction, the Company’s management intends to take all such actions as may be required in order to satisfy its fiduciary duties. At this time, there are no specific conflicts of interests identified by our management.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of our competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities with a business objective similar to ours to acquire a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’ competitors are likely to be significantly larger and have far greater financial and other resources than we will. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization. The Company does not intend to supply disclosure to shareholders concerning a target company prior to the consummation of a business combination transaction, unless required by applicable law or regulation.  In the event a proposed business combination involves a change in majority of directors of the Company, the Company will file and provide to shareholders a Schedule 14F-1, which shall include, information concerning the target company, as required. The Company will file a current report on Form 8-K, as required, within four business days of a business combination which results in the Company ceasing to be a shell company. This Form 8-K will include complete disclosure of the target company, including audited financial statements.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

The Company intends to search for a target for a business combination by contacting various sources including, but not limited to, our affiliates, lenders, investment banking firms, private equity funds, consultants and attorneys. The approximate number of persons or entities that will be contacted is unknown and dependent on whether any opportunities are presented by the sources that we contact.  Due to our management’s affiliation with BCM, we expect that BCM will assist the Company in identifying a business combination target for us. Except as disclosed herein, we currently have no other agreements or preliminary agreements or understandings between us and BCM. Our management also attends numerous conferences where industry professionals including attorneys, investment bankers, and other consultants with significant experience in the reverse merger industry are present and often have a common goal of creating networking opportunities that will assist in identifying business combination targets. Through its affiliation with other blank check companies, our management has been involved in one such business combination transaction pursuant to which an operating company, Ally Profit Investments Limited (“Ally Profit”) and a shell company, Plastron Acquisition Corp. I (“Plastron I”) completed a share exchange transaction whereby the shareholders of Ally Profit exchanged all of their issued and outstanding shares of capital stock of Ally Profit for shares of common stock of Plastron I. As a result of the transaction, Ally Profit became the wholly owned subsidiary of Plastron I, which, in connection with the business combination, changed its name to Lihua International Inc. (“Lihua”) and assumed the operations of Ally Profit and its subsidiaries. The stockholders of Ally Profit became the stockholders of Lihua. In addition, contemporaneous with the closing of the share exchange transaction, Lihua also completed a private placement transaction primarily for the purposes of raising funds in order to cover the costs and expenses related to the business combination transaction. Shortly after the closing of the business combination transaction, Lihua, the newly combined company, filed an S-1 registration statement with the Securities and Exchange Commission (“SEC”) for trading directly onto a senior exchange, the NASDAQ. Our management, Michael Rapp and Philip Wagenheim, served as President and Secretary, respectively, and directors of Plastron I until the closing of the share exchange transaction with Ally Profit, at which time they resigned.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of BCM at no charge and there is no agreement to pay any rent in the future. Such costs are immaterial to the financial statements and, accordingly have not been reflected therein. BCM rents the office space, with approximately 2,800 square feet, at 712 Fifth Avenue, New York, NY 10019. Management believes that the office space is more than suitable and adequate. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

To the best knowledge of our officers and directors, there are presently no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share. The common stock is not listed on a publicly-traded market. As of December 31, 2011 and as of the date of this report, there are two record holders of the common stock and a total of 5,00,000 shares of common stock issued and outstanding.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.0001 per share. The Company has not yet issued any of its preferred stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended December 31, 2011.

No securities have been issued for services. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has no cash in its treasury. There are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed. However, BCM has previously provided all necessary funds to the Company. As of the date of this filing, the Company has a cash balance of zero. On June 23, 2011, the Company issued BCM a promissory note (the “Promissory Note”) pursuant to which the Company agreed to repay BCM $12,500 on or before the earlier of (i) December 31, 2016 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a merger or similar transaction with an operating business. Michael Rapp, our President and director, is Chairman of BCM and Philip Wagenheim, our Secretary and director, is Vice Chairman of BCM. Interest received accrues on the outstanding principal balance of this loan on the basis of a 360-day year beginning with the date the Company received the funds from BCM and continues until paid in full at the rate of four percent (4%) per annum. The Company received the funds represented by the Promissory Note on June 23, 2011. The Company used these funds to pay legal, accounting and other fees and expenses incurred in connection with the incorporation of the Company and the filing of the Company’s Registration Statement on Form 10. As of December 31, 2011, the accrued interest on the Promissory Note was $263. Except as disclosed herein, we currently have no other agreements or specific arrangements in place with our stockholders, management or other investors.

Our ability to continue is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. We cannot continue as a going concern beyond nine to twelve months without obtaining additional sources of capital, completing a business combination or generating profitable operations. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

The Company is in the development stage and has not earned any revenues from operations to date. In the next twelve months we expect to incur expenses equal to approximately $30,000 for legal, accounting, audit, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements.  We believe we will be able to meet these expenses through additional amounts, as necessary, to be advanced by or invested in us by our stockholders, management, BCM or other investors. Our management, stockholders and BCM have indicated their intent to advance funds on behalf of the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements; however, there are no agreements in effect between the Company and our management, our stockholders or BCM specifically requiring that they provide any funds to the Company. Therefore, there are no assurances that such funds will be available or that the Company will be able to secure any additional funding as needed. The costs related to the acquisition of a business combination target company are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, and the size and complexity of the business of the target company.  Therefore, we believe such costs are unascertainable until the Company indentifies a business combination target.  These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates.  The Company's ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

The Company anticipates that the selection of a business combination will be complex and extremely risky. Through information obtained from industry publications and professionals, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses. However, if we do, we contemplate that at least one of the third parties who may introduce business combinations to us may be BCM, a registered broker-dealer and member of FINRA. Michael Rapp, our President and a director, is the Chairman of BCM. Philip Wageheim, our Secretary and a director, is the Vice Chairman of BCM. Except as disclosed herein, there are currently no other agreements or preliminary agreements or understandings related to finding potential target businesses between us and BCM. Any finders fees paid to BCM will be comparable with unaffiliated third party fees.

We have not established a specific timeline nor have we created a specific plan to identify an acquisition target and consummate a business combination. We expect that our management, through its various contacts and its affiliations with other entities, including BCM, will locate a business combination target.  We expect that funds in the amount of approximately $30,000 will be required in order for the Company to satisfy its Exchange Act reporting requirements, in addition to any other funds that will be required in order to complete a business combination.  Such funds can only be estimated upon identifying a business combination target. Our management, stockholders and BCM have indicated their intent to advance funds on behalf of the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements; however, there are no agreements in effect between the Company, our management, stockholders or BCM specifically requiring they provide any funds to the Company.  Therefore, there are no assurances that the Company will be able to obtain the required financing as needed in order to consummate a business combination transaction.

Liquidity and Capital Resources

As of December 31, 2011, the Company had no assets. The Company’s liabilities as of December 31, 2011 totaled $35,234, comprised of accrued interest, related party note and advances. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the cumulative period from Inception (June 22, 2011) to December 31, 2011.

For the Cumulative Period from Inception (June 22, 2011) to December 31, 2011
Net Cash (Used in) Operating Activities	$(34,971)
Net Cash (Used in) Investing Activities	-
Net Cash Provided by Financing Activities	$34, 971
Net Increase (Decrease) in Cash and Cash Equivalents	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from Inception (June 22, 2011) to December 31, 2011. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the cumulative period from Inception (June 22, 2011) to December 31, 2011, the Company had a net loss of $35,234, comprised exclusively of legal, filing, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in July of 2011, the preparation and filing of the Company’s periodic reports, general and administrative expenses, and interest expense.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

Plastron Acquisition Corp. IV

(A Development Stage Company)

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Plastron Acquisition Corp. IV

We have audited the accompanying balance sheet of Plastron Acquisition Corp. IV (A Development Stage Company) as of December 31, 2011 and the related statement of operations, stockholders’ deficit, and cash flows from inception (June 22, 2011) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Plastron Acquisition Corp. IV. (A Development Stage Company) as of December 31, 2011 and the results of its operation and its cash flow from inception (June 22, 2011) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

March 26, 2012

F-2

Plastron Acquisition Corp. IV

(A Development Stage Company)

BALANCE SHEET

(Audited)

As of
December 31, 2011

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$-
Total current assets	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

LONG TERM LIABILITIES:
Accrued interest - related party	$263
Accounts payable	-
Note payable - related party	12,500
Advances - related party	22,471

TOTAL LIABILITIES	35,234

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	-
Common stock, $.0001 par value; 100,000,000 shares authorized;5,000,000 shares issued and outstanding	500
Additional paid-in capital	-
Stock receivable	(500)
Deficit accumulated during the development stage	(35,234)

TOTAL STOCKHOLDERS' DEFICIT	(35,234)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-

The accompanying notes are an integral part of these financial statements.

F-3

Plastron Acquisition Corp. IV

(A Development Stage Company)

STATEMENT OF OPERATION

(Audited)

From Inception
(June 22, 2011) to
December 31, 2011

REVENUE	$-

OPERATING EXPENSES:
General and administrative expenses	34,971

LOSS FROM OPERATIONS	(34,971)

OTHER EXPENSE
Interest expense - related party	263
Total other expense	(263)

NET LOSS	(35,234)

BASIC NET LOSS PER SHARE	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,BASIC	5,000,000

The accompanying notes are an integral part of these financial statements.

F-4

Plastron Acquisition Corp. IV

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

From Inception (June 22, 2011) to December 31, 2011

(Audited)

	Preferred Stock		Common Stock		Additional Paid-in	Common stock	(Deficit) Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Receivable	During the Development Stage	Deficit
BALANCES AT INCEPTION (JUNE 22, 2011)	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock for cash at $.0001 per share	-	-	5,000,000	500	-	(500)	-	-
Net loss	-	-	-	-	-		(35,234)	(35,234)
BALANCES AT DECEMBER 31, 2011	-	$-	5,000,000	$500	$-	$(500)	$(35,234)	$(35,234)

The accompanying notes are an integral part of these financial statements.

F-5

Plastron Acquisition Corp. IV

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Audited)

From Inception
(June 22, 2011) to
December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,234)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating liabilities:	-
Increase in accrued liabilities	263
Net cash used in operating activities	$(34,971)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-
Proceeds from note payable - related party	12,500
Related party advances	22,471
Net cash provided by financing activities	34,971

NET INCREASE IN CASH AND CASH EQUIVALENTS	-

Cash and cash equivalents at beginning of period	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-

Supplemental Schedule of Non-cash for Investing and Financing Activities:
Common stock receivable	$500

The accompanying notes are an integral part of these financial statements.

F-6

PLASTRON ACQUISITION CORP. IV

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Audited)

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses and has an accumulated deficit of ($35,234) as of December 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to issue more shares of common stock in order to raise funds. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

(b)	Basis of Presentation:

The accompanying audited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for financial statements.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

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

F-7

PLASTRON ACQUISITION CORP. IV

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Audited)

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(d)	Cash and cash equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

(e)	Income taxes:

The Company follows ASC Topic 740 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability in each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2011, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of December 31, 2011, no income tax expense has been incurred.

(f)	Loss per common share:

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

F-8

PLASTRON ACQUISITION CORP. IV

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Audited)

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(g)	Fair value of financial instruments:

The carrying value of cash equivalents and accrued expenses approximates fair value due to the short period of time to maturity.

(h)	New accounting pronouncements:

The Company has evaluated the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 -   NOTE PAYABLE – RELATED PARTY:

On June 23, 2011, the Company entered into an unsecured loan agreement with Broadband Capital Management, LLC (“BCM”), pursuant to which the Company agreed to repay $12,500 on or before the earlier of (i) December 31, 2016 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a merger or similar transaction with an operating business. Michael Rapp, our President and director, and Philip Wagenheim, our Secretary and director, serve as management of BCM, a registered broker-dealer. Interest accrues on the outstanding principal balance of this loan on the basis of a 360-day year daily from June 23, 2011, the effective date of the loan, until paid in full at the rate of four percent (4%) per annum.

Form inception (June 22, 2011) to December 31, 2011, interest expense was $263.

NOTE 3 -RELATED PARTY ADVANCES:

During the period from inception (June 22, 2011) to December 31, 2011 the Company has received $22,471 in advances from BCM. The advances from inception to December 31, 2011 bear no interest, are unsecured and are payable on demand.

F-9

PLASTRON ACQUISITION CORP. IV

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(Audited)

NOTE 4 -   STOCKHOLDERS’ DEFICIT:

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

On June 22, 2011, Messrs. Rapp and Wagenheim entered into purchase agreements with respect to 5,000,000 shares of common stock (the “Founder Shares”) for total cash consideration of $500 (or $.0001 per share). Mr. Rapp purchased 3,125,000 Founder Shares and Mr. Wagenheim purchased 1,875,000 Founder Shares. As of December 31, 2011, the Company has not received the $500 related to the stock purchase and recorded a common stock receivable for the balance due.

As of December 31, 2011, 5,000,000 shares of Common Stock were issued and outstanding.

F-10

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s officers and directors, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures as of December 31, 2011, were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls and Procedures

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

·	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
·	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and
·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. In addition, we are not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during the year ended December 31, 2011, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)	Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position	Term

Michael Rapp	44	President and Director	Inception (June 22, 2011) thru Present
Philip Wagenheim	41	Secretary and Director	Inception (June 22, 2011) thru Present

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

Michael Rapp, is the Company’s President and a director.  Mr. Rapp has over 22 years of experience in the financial industry and is the co-founder and chairman of BCM since 2000. BCM is a boutique investment bank and broker-dealer which has arranged financings, provided advisory services for, invested in, and has held interests in a diverse portfolio of high-growth companies. BCM has led numerous initial public offerings and private placements and has also specialized in providing its clients solutions with regard to accessing the capital markets through non-traditional methods such as SPACs and reverse mergers. From February 2009, Mr. Rapp has also served as a member of the board of directors of Omtool, Ltd. Prior to co-founding BCM in 2000, Mr. Rapp was a managing director and co-founder of Oscar Gruss & Son’s Private Client Group beginning in 1997. From 1994 through 1997, Mr. Rapp worked at PaineWebber serving as a senior vice president of investments. From 1990 to 1994, Mr. Rapp worked at Prudential Securities serving as a senior vice president of investments. Mr. Rapp served as President and a director of Plastron Acquisition Corp. I, a publicly reporting, blank check and non-trading shell company, from 2006 until a share exchange with an operating company was completed in 2008. In addition, Mr. Rapp has served as President and a director of Committed Capital Acquisition Corp. (formerly Plastron Acquisition Corp. II), a blank check company that is quoted on the OTCBB, as well as Plastron Acquisition Corp. III, another publicly reporting, blank check and non-trading shell company. As of May 2011, Mr. Rapp also has served as the Chief Executive Officer and Chairman of the board of directors of Committed Capital Acquisition Corporation II (“CCAC II”) and Committed Capital Acquisition Corporation III (“CCAC III”), both newly formed blank check companies that anticipate to be quoted on the OTCBB. Mr. Rapp received his Bachelor of Arts degree in psychology from the University of Michigan-Ann Arbor in 1989. Mr. Rapp’s past experience as founder of a blank check company which has completed a business combination and his past experience in the reverse merger industry will be beneficial to the Company as it seeks to carry out its business plan.

Philip Wagenheim is the Company’s Secretary and a director.   Mr. Wagenheim has over 20 years of experience in the financial industry and is currently the vice chairman of BCM. Prior to co-founding BCM in 2000, Mr. Wagenheim was a managing director and co-founder of Oscar Gruss & Son’s Private Client Group in 1997. From 1994 to 1997, Mr. Wagenheim worked at PaineWebber as an account executive and from 1992 to 1994, Mr. Wagenheim worked at Prudential Securities as an account executive. Mr. Wagenheim served as Secretary and a director of Plastron Acquisition Corp. I, a publicly reporting, blank check and non-trading shell company, from 2006 until a share exchange with an operating company was completed in 2008. In addition, Mr. Wagenheim has served as Secretary and a director of Committed Capital Acquisition Corp. (formerly Plastron Acquisition Corp. II), a blank check company that is quoted on the OTCBB, as well as Plastron Acquisition Corp. III, another publicly reporting, blank check and non-trading shell company. As of May 2011, Mr. Wagenheim also has served as the President, Secretary and director of Committed Capital Acquisition Corporation II (“CCAC II”) and Committed Capital Acquisition Corporation III (“CCAC III”), both newly formed blank check companies that anticipate to be quoted on the OTCBB. Mr. Wagenheim received his degree in Business Administration from the University of Miami in 1992. Mr. Wagenheim’s past experience as founder of a blank check company which has completed a business combination and his past experience in the reverse merger industry will be beneficial to the Company as it seeks to carry out its business plan.

(b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d)   Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

(e)    Prior Blank Check Company Experience

As indicated below, our management also has served or currently serves as officers and directors of:

Name	Filing Date Registration Statement	Operating Status	SEC File Number	Pending Business Combinations	Additional Information	Trading Market	Closing Price (1)
Lihua International Inc. (formerly Plastron Acquisition Corp. I)	May 15, 2007	Effective July 16, 2007	000-52650	On October 31, 2008, Plastron Acquisition Corp. I (“Plastron I”) completed a share exchange transaction with Ally Profit Investments Limited (“Ally Profit”), a British Virgin Islands company, pursuant to which Plastron I became the 100% parent of Ally Profit. Plastron I is now known as Lihua International Inc.	Messrs. Rapp and Wagenheim served as President and Secretary, respectively, and directors until the closing of the share exchange transaction with Ally Profit, at which time they resigned.	Nasdaq Capital Market	$5.89
Committed Capital Acquisition Corp. (formerly Plastron Acquisition Corp. II)	May 14, 2007	Effective July 13, 2007	000-52651	None.	Messrs. Rapp and Wagenheim have served as President and Secretary, respectively, and directors since inception.	OTCBB	$5.00
Plastron Acquisition Corp. III	August 4, 2011	Effective October 3, 2011	000-54470	None.	Messrs. Rapp and Wagenheim have served as President and Secretary, respectively, and directors since inception.	None.	None.
Committed Capital Acquisition Corp. II	March 7, 2012	Pending	333-179950	None	Messrs. Rapp and Wagenheim have served as CEO and President and Secretary, respectively, and directors since inception.	None.	None.
Committed Capital Acquisition Corp. III	March 7, 2012	Pending	333-179951	None	Messrs. Rapp and Wagenheim have served as CEO and President and Secretary, respectively, and directors since inception.	None.	None.

(1)      Closing sales price of common stock as of March 13, 2012.

The above blank check companies were organized with the same business purpose as the Company, which is to seek the acquisition of or merger with an existing company. Management is currently involved with four other blank check companies:  (i) Committed Capital Acquisition Corporation, a public company trading under the symbol CCAC; (ii) Plastron Acquisition Corp. III, a non-trading public company; (iii) Committed Capital Acquisition Corp. II, a recently formed public company that expects to be quoted on the OTCBB; and (iv) Committed Capital Acquisition Corp. III, another recently formed public company that also expects to be quoted on the OTCBB. Conflicts in the pursuit of business combinations with such other blank check companies with which they and other members of our management are, and may in the future be, affiliated with may arise. In the event of identical officers and directors, such individuals will use their reasonable judgment to determine the company that will be entitled to proceed with the proposed transaction.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2011 and written representations that no other reports were required, the Company believes that no persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Item 11. Executive Compensation.

The following table sets forth the all compensation awarded to, earned by, or paid by paid by the Company to each of our named executive officers and directors for the fiscal year ended December 31, 2011.

Name and Position	Year	Salary	Option Awards	All other Compensation	Total
Michael Rapp President and Director	2011	None	None	None	None
Philip Wagenheim Secretary and Director	2011	None	None	None	None

The Company's officers and directors have not received any cash or other compensation since inception. They will not receive any compensation until the consummation of an acquisition. No compensation of any nature has been paid for on account of services rendered by a director in such capacity. Our officers and directors intend to devote very limited time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain members of our management for the purposes of providing services to the surviving entity.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination.

The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)          The following tables set forth certain information as of March 27, 2012, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Directors and Officers:

Name	Aggregate number of shares beneficially owned	Percentage of outstanding common stock

Michael Rapp (1)	3,125,000	62.50%

Philip Wagenheim(2)	1,875,000	37.50%

All Directors and officers as a group (2 persons):	5,000,000	100.00%

(1)	Michael Rapp is President and a director of the Company.
(2)	Philip Wagenheim is Secretary and a director of the Company.

(b)   The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

On June 22, 2011, the Company offered and sold an aggregate of 5,000,000 shares of Common Stock to Michael Rapp and Philip Wagenheim for an aggregate purchase price equal to $500, pursuant to the terms and conditions set forth in those certain common stock purchase agreements, dated June 22, 2011 (the “CSPA”).  Michael Rapp is the President and a director of the Company. Philip Wagenheim is the Secretary and a director of the Company. The Company sold the shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act. The form of CSPA was filed as an exhibit to the Company’s Form 10 filed with the SEC on July 27, 2011 and incorporated herein by reference.

On June 23, 2011, the Company issued BCM the Promissory Note, pursuant to which the Company agreed to repay BCM $12,500 on or before the earlier of (i) December 31, 2016 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a merger or similar transaction with an operating business. Michael Rapp, our President and director, is Chairman of BCM and Philip Wagenheim, our Secretary and director, is Vice Chairman of BCM. Interest accrues on the outstanding principal balance of this loan on the basis of a 360-day year daily from June 23, 2011, the effective date of the loan, until paid in full at the rate of four percent (4%) per annum. The Promissory Note was filed as an exhibit to the Company's Form 10 filed with the SEC on July 27, 2011 and incorporated herein by reference.

During the period from inception (June 22, 2011) to December 31, 2011, the Company has received $22,471 in advances from BCM. The advances bear no interest, are unsecured and are payable on demand.

The Company currently uses the office space and equipment of BCM and has incurred no cost for office services. Our President and director, Michael Rapp is the Chairman of BCM and Philip Wagenheim, our Secretary and director, is the Vice Chairman of BCM.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

De Joya Griffith & Company, LLC (“DGC”) is the Company’s independent registered public accounting firm.

Audit Fees

The aggregate fees billed by DGC for professional services rendered for the audit of our annual financial statements and review of financial statements included in our periodic reports or services that are normally provided in connection with statutory and regulatory filings were $5,500 for the fiscal year ended December 31, 2011.

Audit-Related Fees

There were no fees billed by DGC for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2011.

Tax Fees

The were no fees billed by DGC for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2011.

All Other Fees

There were no fees billed by DGC for other products and services for the fiscal year ended December 31, 2011.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a) We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

—————

*Page F-1 follows page 8 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

* 3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on June 22, 2011.

* 3.2	By-laws.

* 4.1	Promissory Note issued by the Company to Broadband Capital Management LLC, dated June 23, 2011.

* 10.1	Form of Common Stock Purchase Agreement, dated June 22, 2011.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company’s Registration Statement on Form 10, as filed with the Securities and Exchange Commission on July 27, 2011, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plastron Acquisition Corp. IV

Dated: March 27, 2012	By:	/s/ Michael Rapp
Michael Rapp
President and Director
Principal Executive officer
Principal Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 27, 2012	By:	/s/ Michael Rapp
Michael Rapp
President and Director
Principal Executive officer
Principal Financial Officer

