Form 10-Q
period 2012-03-31
PLASTRON ACQUISITION CORP IV
filed 2012-05-15
CIK 1526608

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-54465

Plastron Acquisition Corp. IV

(Exact name of registrant as specified in its charter)

Delaware	45-2793352
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

712 Fifth Avenue, New York, NY 10019

(Address of principal executive offices)

(212) 759-2020

(Registrant’s telephone number, including area code)

No change

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

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

THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of May 15, 2012.

PLASTRON ACQUISITION CORP. IV

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended March 31, 2012 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the period ended December 31, 2011.

Plastron Acquisition Corp. IV
(A Development Stage Company)
BALANCE SHEETS

	As of	As of
	March 31, 2012	December 31, 2011
	(unaudited)	(audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$500	$-
Total current assets	500	-

TOTAL ASSETS	$500	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,000	-
Advances - related party	32,146	22,471
Total current liabilities	33,146	22,471

LONG TERM LIABILITIES:
Accrued interest - related party	388	263
Note payable - related party	12,500	12,500
Total long-term liabilities	12,888	12,763

TOTAL LIABILITIES	46,034	35,234

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding		-
Common stock, $.0001 par value; 100,000,000 shares authorized;5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	-	-
Stock receivable	-	(500)
Deficit accumulated during the development stage	(46,034)	(35,234)

TOTAL STOCKHOLDERS' DEFICIT	(45,534)	(35,234)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$500	$-

Plastron Acquisition Corp. IV
(A Development Stage Company)
STATEMENTS OF OPERATION
(Unaudited)

		From Inception
	For the quarter ended	(June 22, 2011) to
	March 31, 2012	March 31, 2012

REVENUE	$-	$-

OPERATING EXPENSES:
General and administrative expenses	2,025	4,796
Professional fees	8,650	40,850
Total operating expenses	10,675	45,646

LOSS FROM OPERATIONS	(10,675)	(45,646)

OTHER EXPENSE
Interest expense - related party	125	388
Total other expense	(125)	(388)

NET LOSS	(10,800)	(46,034)

BASIC NET LOSS PER SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,BASIC	5,000,000	5,000,000

Plastron Acquisition Corp. IV
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
From Inception (June 22, 2011) to March 31, 2012 (Unaudited)

							(Deficit)
							Accumulated
							During the	Total
	Preferred Stock		Common Stock		Additional Paid-in	Common stock	Development	Stockholders
	Shares	Amount	Shares	Amount	Capital	Receivable	Stage	Deficit
BALANCES AT INCEPTION (JUNE 22, 2011)	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock for cash at $.0001 per share	-	-	5,000,000	500	-	(500)	-	-
BALANCES AT DECEMBER 31, 2011 (audited)	-	-	5,000,000	500	-	(500)	(35,234)	(35,234)
Cash received						500		500
Net loss	-	-	-	-	-		(10,800)	(10,800)
BALANCES AT MARCH 31, 2012 (unaudited)	-	$-	5,000,000	$500	$-	$-	$(46,034)	$(45,534)

Plastron Acquisition Corp. IV
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

		From Inception
	Three Months Ended	(June 22, 2011) to
	March 31, 2012	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,800)	$(46,034)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in operating liabilities:	1,000	1,000
Increase in accrued liabilities	125	388
Net cash used in operating activities	(9,675)	(44,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	500	500
Proceeds from note payable - related party	-	12,500
Related party advances	9,675	32,146
Net cash provided by financing activities	10,175	45,146

NET INCREASE IN CASH AND CASH EQUIVALENTS	500	500

Cash and cash equivalents at beginning of period	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$500	$500

Supplemental Schedule of Non-cash for
Investing and Financing Activities:
Common stock receivable	$-	$500

PLASTRON ACQUISITION CORP. IV

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses and had an accumulated deficit of ($46,034) as of March 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to issue more shares of common stock in order to raise funds. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

(b)	Basis of Presentation:

The accompanying audited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for financial statements.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements as of March 31, 2012. Operating results for the three months period ended are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2011.

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

PLASTRON ACQUISITION CORP. IV

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(d)	Cash and cash equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

(e)	Income taxes:

The Company follows ASC Topic 740 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of March 31, 2012, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of March 31, 2012, no income tax expense has been incurred.

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

PLASTRON ACQUISITION CORP. IV

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 2 -   NOTE PAYABLE – RELATED PARTY:

On June 23, 2011, the Company entered into an unsecured loan agreement with Broadband Capital Management, LLC “BCM”, pursuant to which the Company agreed to repay $12,500 on or before the earlier of (i) December 31, 2016 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a merger or similar transaction with an operating business. Michael Rapp, the Company’s President and director, and Philip Wagenheim, the Company’s Secretary and director, both serve as management of BCM, a registered broker-dealer. Interest accrues on the outstanding principal balance of this loan on the basis of a 360-day year daily from June 23, 2011, the effective date of the loan, until paid in full at the rate of four percent (4%) per annum.

From inception (June 22, 2011) to March 31, 2012, interest expense was approximately $388.

NOTE 3 -RELATED PARTY ADVANCES:

During the three months ended March 31, 2012, the Company received a total of $9,675 from BCM. The $9,675 in advances made during the three-months period ended March 31, 2012 bear no interest and are payable on demand. The total balance outstanding as at March 31, 2012 is $32,146.

PLASTRON ACQUISITION CORP. IV

(A Development Stage Company)

NOTES TO INTERIM FINANCIAL STATEMENTS

(Unaudited)

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

On June 22, 2011, the Messrs. Rapp and Wagenheim entered into purchase agreements with respect to 5,000,000 shares of common stock (the “Founder Shares”) for total cash consideration of $500 (or $.0001 per share). Mr. Rapp purchased 3,125,000 Founder Shares and Mr. Wagenheim purchased 1,875,000 Founder Shares.

As of March 31, 2012, 5,000,000 shares of Common Stock were issued and outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Plastron Acquisition Corp. IV (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of the business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next twelve months will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by Broadband Capital Management LLC (“BCM”), our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $500 in cash. Since inception, BCM has provided all necessary funds to the Company. On June 23, 2011, the Company issued BCM a promissory note (the “Promissory Note”) pursuant to which the Company agreed to repay BCM $12,500 on or before the earlier of (i) December 31, 2016 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a merger or similar transaction with an operating business. Michael Rapp, our President and director, is Chairman of BCM and Philip Wagenheim, our Secretary and director, is Vice Chairman of BCM. Interest received accrues on the outstanding principal balance of this loan on the basis of a 360-day year beginning with the date the Company received the funds from BCM and continues until paid in full at the rate of four percent (4%) per annum. The Company received the funds represented by the Promissory Note on June 23, 2011. The Company used these funds to pay legal, accounting and other fees and expenses incurred in connection with the incorporation of the Company and the filing of the Company’s Registration Statement on Form 10. As of March 31, 2011, the accrued interest on the Promissory Note was approximately $388. Except as disclosed herein, we currently have no other agreements or specific arrangements in place with our stockholders, management or other investors. There are no assurances that the Company will be able to secure any additional funding as needed.

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

We do not currently intend to retain any entity to act as a “finder” to identify potential target businesses or investment banker to analyze the merits of potential target businesses. However, if we do, we contemplate that at least one of the third parties who may introduce business combinations to us and serve as our investment banking firm may be BCM, a registered broker-dealer and member of FINRA. Michael Rapp, our President and a director, is the Chairman of BCM. Philip Wageheim, our Secretary and a director, is the Vice Chairman of BCM. Except as disclosed herein, there are currently no other agreements or preliminary agreements or understandings related to finding potential target businesses between us and BCM. Any finders fees paid to BCM will be comparable with unaffiliated third party fees.

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

Liquidity and Capital Resources

As of March 31, 2012, the Company had assets equal to $500, comprised exclusively of cash. This compares with no assets as of December 31, 2011. The Company’s liabilities as of March 31, 2012 totaled $46,034, comprised of accrued interest, accounts payable, and amounts due to a related party. This compares to the Company’s total liabilities as of December 31, 2011 of $35,234, comprised of accrued interest and amounts due to a related party. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended March 31, 2012	For the Cumulative Period from Inception (June 22, 2011) to March 31, 2012
Net Cash (Used in) Operating Activities	$(9,675)	$(44,646)
Net Cash (Used in) Investing Activities	$-	$-
Net Cash Provided by Financing Activities	$10,175	$45,146
Net Increase in Cash and Cash Equivalents	$500	$500

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenues have been generated by the Company from Inception (June 22, 2011) through March 31, 2012. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended March 31, 2012, the Company had a net loss of $10,800, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and interest expense.

For the cumulative period from Inception (June 22, 2011) to March 31, 2012, the Company had a net loss of $46,034, comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in July of 2011, the Company’s periodic reports, general administrative expenses and interest expense.

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the period covered by this report, the Company received a total of $9,675 in advances from BCM, which bear no interest and are payable on demand.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on June 22, 2011.

*3.2	By-laws.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on July 27, 2011, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Plastron Acquisition Corp. IV

Dated: May 15, 2012	By:	/s/ Michael Rapp
Michael Rapp
President and Director
Principal Executive Officer
Principal Financial Officer

