Form 10-Q
period 2012-09-30
PLASTRON ACQUISITION CORP IV
filed 2012-11-14
CIK 1526608

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of November 14, 2012.

PLASTRON ACQUISITION CORP. IV

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	2

	Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2012 and 2011 and for the Cumulative Period from Inception (June 22, 2011) to September 30, 2012	3

	Statement of Stockholders' Deficit for the Period from Inception (June 22, 2011) to September 30, 2012	4

	Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2012, and September 30, 2011, and for the Cumulative Period from Inception (June 22, 2011) to September 30, 2012	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

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

The results for the period ended September 30, 2012 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the period ended December 31, 2011.

Plastron Acquisition Corp. IV

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	As of	As of
	September 30, 2012	December 31, 2011

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$500	$-
Total current assets	500	-

TOTAL ASSETS	$500	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Advances - related party	$43,270	$22,471
Total current liabilities	43,270	22,471

LONG TERM LIABILITIES:
Accrued interest - related party	642	263
Note payable - related party	12,500	12,500
Total long-term liabilities	13,142	12,763

TOTAL LIABILITIES	56,412	35,234

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 0 issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	-	-
Stock receivable	-	(500)
Deficit accumulated during the development stage	(56,412)	(35,234)

TOTAL STOCKHOLDERS' DEFICIT	(55,912)	(35,234)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$500	$-

Plastron Acquisition Corp. IV

(A Development Stage Company)

STATEMENTS OF OPERATION

(Unaudited)

					From Inception
	Three months ended		Nine months ended		(June 22, 2011) to
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	625	2,049	3,749	2,386	6,520
Professional fees	4,200	12,500	17,050	25,000	49,250
Total operating expenses	4,825	14,549	20,799	27,386	55,770

LOSS FROM OPERATIONS	(4,825)	(14,549)	(20,799)	(27,386)	(55,770)

OTHER EXPENSE
Interest expense - related party	128	126	379	136	642
Total other expense	(128)	(126)	(379)	(136)	(642)

NET LOSS	$(4,953)	$(14,675)	$(21,178)	$(27,522)	$(56,412)

BASIC NET LOSS PER SHARE	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	5,000,000	5,000,000	5,000,000	5,000,000

Plastron Acquisition Corp. IV

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT

From Inception (June 22, 2011) to September 30, 2012

	Preferred Stock		Common Stock		Additional Paid-in	Common stock	Deficit Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Receivable	During the Development Stage	Deficit
BALANCES AT INCEPTION (JUNE 22, 2011)	-	-	-	$-	$-	$-	$-	$-
Issuance of common stock for cash at $.0001 per share			5,000,000	500	-	(500)	-	-
Net loss							(35,234)	(35,234)
BALANCES AT DECEMBER 31, 2011 (audited)			5,000,000	500	-	(500)	(35,234)	(35,234)
Cash received						500		500
Net loss							(21,178)	(21,178)
BALANCES AT SEPTEMBER 30, 2012 (unaudited)	-	-	5,000,000	$500	$-	$-	$(56,412)	$(55,912)

Plastron Acquisition Corp. IV

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			From Inception
	Nine Months Ended	Nine Months Ended	(June 22, 2011) to
	September 30, 2012	September 30, 2011	September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,178)	$(27,522)	$(56,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating liabilities:	-	-	-
Increase in accrued liabilities	379	136	642
Net cash used in operating activities	(20,799)	(27,386)	(55,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	500	-	500
Proceeds from note payable - related party	-	12,500	12,500
Related party advances	20,799	14,886	43,270
Net cash provided by financing activities	21,299	27,386	56,270

NET INCREASE IN CASH AND CASH EQUIVALENTS	500	-	500

CASH AND CASH EQUIVALENTS AT BEGINING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$500	$-	$500

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

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has not begun generating revenue, is considered a development stage company, has experienced recurring net operating losses and had an accumulated deficit of ($56,412) as of September 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to issue more shares of common stock in order to raise funds. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

(b)	Basis of Presentation:

The accompanying audited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for financial statements.

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements as of September 30, 2012. Operating results for the three and nine months period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These financial statements should be read in conjunction with the Company’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) for the period ended December 31, 2011.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of September 30, 2012, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of September 30, 2012, no income tax expense has been incurred.

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

From inception (June 22, 2011) to September 30, 2012, interest expense was approximately $642.

NOTE 3 -             RELATED PARTY ADVANCES:

During the three month and nine month period ended September 30, 2012, the Company received a total of $4,825 and $20,799, respectively, from BCM. The advances made during the three month and nine month period ended September 30, 2012 bear no interest and are payable on demand.

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

On June 22, 2011, the Messrs. Rapp and Wagenheim entered into purchase agreements with respect to 5,000,000 shares of common stock (the “Founder Shares”) for total cash consideration of $500 (or $.0001 per share). Mr. Rapp purchased 3,125,000 Founder Shares and Mr. Wagenheim purchased 1,875,000 Founder Shares. The proceeds from this sale were received in the nine month period ending September 30, 2012.

As of September 30, 2012, 5,000,000 shares of Common Stock were issued and outstanding.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by Broadband Capital Management LLC (“BCM”), our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $500 in cash. Since inception, BCM has provided all necessary funds to the Company. On June 23, 2011, the Company issued BCM a promissory note (the “Promissory Note”) pursuant to which the Company agreed to repay BCM $12,500 on or before the earlier of (i) December 31, 2016 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a merger or similar transaction with an operating business. Michael Rapp, our President and director, is Chairman of BCM and Philip Wagenheim, our Secretary and director, is Vice Chairman of BCM. Interest received accrues on the outstanding principal balance of this loan on the basis of a 360-day year beginning with the date the Company received the funds from BCM and continues until paid in full at the rate of four percent (4%) per annum. The Company received the funds represented by the Promissory Note on June 23, 2011. The Company used these funds to pay legal, accounting and other fees and expenses incurred in connection with the incorporation of the Company and the filing of the Company’s Registration Statement on Form 10. As of September 30, 2012, the accrued interest on the Promissory Note was $642. Except as disclosed herein, we currently have no other agreements or specific arrangements in place with our stockholders, management or other investors. There are no assurances that the Company will be able to secure any additional funding as needed.

Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses. However, if we do, we contemplate that at least one of the third parties who may introduce business combinations to us may be BCM, a registered broker-dealer and member of FINRA. Michael Rapp, our President and a director, is the Chairman of BCM. Philip Wagenheim, our Secretary and a director, is the Vice Chairman of BCM. Except as disclosed herein, there are currently no other agreements or preliminary agreements or understandings related to finding potential target businesses between us and BCM. Any finders fees paid to BCM will be comparable with unaffiliated third party fees.

Liquidity and Capital Resources

As of September 30, 2012, the Company had assets equal to $500, comprised exclusively of cash. This compares with no assets as of December 31, 2011. The Company’s liabilities as of September 30, 2012 totaled $56,412, comprised of accrued interest, long-term debt, and amounts due to a related party. This compares to the Company’s total liabilities as of December 31, 2011 of $35,234, comprised of accrued interest and amounts due to a related party. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	For the Cumulative Period from Inception (June 22, 2011) to September 30, 2012
Net Cash Used in Operating Activities	$(20,799)	$(27,386)	$(55,770)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$21,299	$27,386	$56,270
Net Increase in Cash and Cash Equivalents	$500	$-	$500

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenues have been generated by the Company from Inception (June 22, 2011) through September 30, 2012. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended September 30, 2012, the Company had a net loss of $4,953 and $21,178, comprised of legal, accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports, general and administrative expenses and interest expense.

For the three and nine months ended September 30, 2011, the Company had a net loss of $14,675 and $27,522, comprised of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10 in July of 2011 and the Company's periodic reports, general and administrative expenses and interest expense.

For the cumulative period from Inception (June 22, 2011) to September 30, 2012, the Company had a net loss of $56,412, comprised of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in July of 2011, the Company’s periodic reports, general and administrative expenses and interest expense.

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

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the three month and nine month period ended September 30, 2012, the Company received a total of $4,825 and $20,799, respectively, from BCM. The advances made during the three month and nine month period ended September 30, 2012 bear no interest and are payable on demand.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on June 22, 2011.

*3.2	By-laws.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on July 27, 2011, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Plastron Acquisition Corp. IV

Dated: November 14, 2012	By:	/s/ Michael Rapp
Michael Rapp
President and Director
Principal Executive Officer
Principal Financial Officer

